Form 10QSB
period 1996-03-31
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 6 L P
filed 1996-05-14
CIK 861065

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...............

                        Commission file number 0-18327

            ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 6, L.P. (Exact name of registrant as specified in its Charter)

                   New Jersey                          76-0259723
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

         Suite 200, Three Kingwood Place
                 Kingwood, Texas                          77339
    (Address of principal executive offices)           (Zip Code)

              Registrant's telephone number, including area code:
                                (713) 358-8401


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes x      No

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 6, L.P.
BALANCE SHEET
- -------------------------------------------------------------------------------

                                                                MARCH 31,
ASSETS                                                             1996
                                                          ---------------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                    $              2,369
  Accounts receivable - oil & gas sales                                  8,089
                                                          ---------------------

Total current assets                                                    10,458
                                                          ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                   906,914
  Less  accumulated depletion                                          828,631
                                                          ---------------------

Property, net                                                           78,283
                                                          ---------------------

TOTAL                                                     $             88,741
                                                          =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                       $                144
   Payable to general partner                                           13,661
                                                          ---------------------

Total current liabilities                                               13,805

NONCURRENT PAYABLE TO GENERAL PARTNER                                   68,307
                                                          ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                      1,112
   General partner                                                       5,517
                                                          ---------------------

Total partners' capital                                                  6,629
                                                          ---------------------

TOTAL                                                     $             88,741
                                                          =====================






See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 6, L.P.
STATEMENTS OF OPERATIONS
- ----------------------------------------------------------------------------


(UNAUDITED)                                   QUARTER ENDED
                                    ----------------------------------------

                                       MARCH 31,              MARCH 31,
                                          1996                  1995
                                  -------------------    -------------------

REVENUES:
  Oil, gas & gas plant sales      $           12,204       $         10,640
                                  -------------------    -------------------

EXPENSES:
  Depletion                                    3,245                  5,905
  Production taxes                               773                  1,293
  General and administrative                   3,474                  2,392
                                  -------------------    -------------------

Total expenses                                 7,492                  9,590
                                  -------------------    -------------------

NET INCOME                        $            4,712      $           1,050
                                  ===================    ===================

See accompanying notes to financial statements.
- -----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                       THREE MONTHS ENDED

                                                  MARCH 31,        MARCH 31,
                                                    1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $   4,712         $  1,050

Adjustments to reconcile net income to net cash
   provided by operating activities
  Depletion                                          3,245            5,905
Decrease in:
  Accounts receivable - oil & gas sales                428            2,367
(Decrease) in:
   Accounts payable                                 (1,689)          (2,857)
   Payable to general partner                       (7,060)          (4,882)

Total adjustments                                   (5,076)             533

Net cash provided (used) by operating activities      (364)           1,583

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                   -           (5,182)

NET (DECREASE) IN CASH                                (364)          (3,599)

CASH AT BEGINNING OF YEAR                            2,733            5,754

CASH AT END OF PERIOD                           $    2,369        $   2,155



See accompanying notes to financial statements.

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 6, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

Item 2Management's Discussion and Analysis or Plan of Operation.

First Quarter 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter increased from $10,640 in 1995 to $12,204 in 1996. This represents an increase of $1,564 (15%). Oil sales decreased by $384 or 9%. A 25% decrease in oil production, due to natural production declines which were especially pronounced on the Wardner Ranch acquisition, caused sales to decrease by $1,074. This decrease was partially offset by $225 increase in the average oil net sales price. Gas sales increased $1,948 or 30%. A 50% increase in average gas sales price increased sales by $2,784. This increase was partially offset by a 13% decrease in gas production. The increases in average net prices were primarily a result of higher operating costs incurred on the Company's net profit royalty properties coupled with higher prices in the overall market for the sale of oil and gas. Operating costs were higher in 1995 due to workovers on the Speary acquisition which adversely affected the prices received on the Company's net profit royalty interests.

Depletion expense decreased from $5,905 in the first quarter of 1995 to $3,245 in the first quarter of 1995. This represents a decrease of $2,660 (45%). The changes in production, noted above, reduced depletion expense by $996. A 34% decrease in the depletion rate reduced depletion expense by an additional $1,664. The decrease in the depletion rate was primarily due upward revisions of the oil and gas reserves during December 1995.

General and administrative expenses increased from $2,392 in 1995 to $3,474 in 1996. This increase of $1,082 (45%) was primarily a result of a $1,712 increase in direct expenses incurred by the Company in 1996, partially offset by less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

The Company will continue to recover its reserves and distribute to the partners the net proceeds realized from the sale of oil and gas production after payment of debt obligations. The Company discontinued the payment of distributions in the second quarter of 1995. Future distributions are dependent upon among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1996. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions in the near future.

                          PART II.  OTHER INFORMATION

      Item 1. Legal proceedings.

             None

      Item 2. Changes in securities.

             None

      Item 3. Defaults upon senior securities.

             Not Applicable

      Item 4. Submission of matters to a vote of security holders.

             Not Applicable

      Item 5. Other information.

             Not Applicable

      Item 6. Exhibits and reports on Form 8-K.

             (a)  There are no exhibits to this report.

             (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1996.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                ENEX 88-89 INCOME AND RETIREMENT
                                                     FUND - SERIES 6, L.P.
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1996                                      By: /s/ James A. Klein
                                                     -------------------
                                                           James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer