Form 10QSB
period 1996-06-30
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 6 L P
filed 1996-08-14
CIK 861065

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from...............to...............

                         Commission file number 0-18327

             ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 6, L.P. (Exact name of small business issuer as specified in its charter)

           New Jersey                               76-0259723
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)             Identification No.)

                         Suite 200, Three Kingwood Place
                              Kingwood, Texas 77339
                    (Address of principal executive offices)

                           Issuer's telephone number:
                                 (713) 358-8401

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                 Yes x      No

Transitional Small Business Disclosure Format (Check one):

                                 Yes        No x

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 6, L.P.
BALANCE SHEET
- ---------------------------------------------------------------------------

                                                                                                                  JUNE 30,
ASSETS                                                                                                              1996
                                                                                                           ---------------------

CURRENT ASSETS:
  Cash ..........................................   $  6,113
  Accounts receivable - oil & gas sales .........     10,767
                                                    --------

Total current assets ............................     16,880
                                                    --------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests ............................    906,914
  Less  accumulated depletion ...................    832,357
                                                    --------

Property, net ...................................     74,557
                                                    --------

TOTAL ...........................................   $ 91,437
                                                    ========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable .............................   $     96
   Payable to general partner ...................     12,272
                                                    --------

Total current liabilities .......................     12,368
                                                    --------

NONCURRENT PAYABLE TO GENERAL PARTNER ...........     61,362
                                                    --------

PARTNERS' CAPITAL:
   Limited partners .............................     10,710
   General partner ..............................      6,997
                                                    --------

Total partners' deficit .........................     17,707
                                                    --------

TOTAL ...........................................   $ 91,437
                                                    ========





See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 6, L.P.
STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------


(UNAUDITED)                      QUARTER ENDED     SIX MONTHS ENDED
                              -------------------  -------------------

                               JUNE 30,  JUNE 30,  JUNE 30,   JUNE 30,
                                1996      1995      1996       1995
                              ---------  --------  --------   --------

REVENUES:
  Oil, gas & gas plant sales   $18,350   $13,298   $30,554   $23,938
                               -------   -------   -------   -------

EXPENSES:
  Depletion ................     3,726     5,903     6,971    11,808
  Production taxes .........       897       785     1,670     2,078
  General and administrative     2,649     2,322     6,123     4,714
                               -------   -------   -------   -------

Total expenses .............     7,272     9,010    14,764    18,600
                               -------   -------   -------   -------

NET INCOME .................   $11,078   $ 4,288   $15,790   $ 5,338
                               =======   =======   =======   =======




See accompanying notes to financial statements.
- --------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 6, L.P.
STATEMENTS OF CASH FLOWS
- ------------------------------------------------------------------------

(UNAUDITED)
                                                    SIX MONTHS ENDED
                                                ----------------------

                                                 JUNE 30,     JUNE 30,
                                                   1996         1995
                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ....................................   $ 15,790    $  5,338
                                                  --------    --------

Adjustments to reconcile net income to net cash
   provided by operating activities
  Depletion ...................................      6,971      11,808
(Increase) decrease in:
  Accounts receivable - oil & gas sales .......     (2,250)      1,389
(Decrease) in:
   Accounts payable ...........................     (1,737)     (2,857)
   Payable to general partner .................    (15,394)    (13,564)
                                                  --------    --------

Total adjustments .............................    (12,410)     (3,224)
                                                  --------    --------

Net cash provided by operating activities .....      3,380       2,114
                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions ........................       --        (5,182)
                                                  --------    --------

NET INCREASE (DECREASE) IN CASH ...............      3,380      (3,068)

CASH AT BEGINNING OF YEAR .....................      2,733       5,754
                                                  --------    --------

CASH AT END OF PERIOD .........................   $  6,113    $  2,686
                                                  ========    ========





See accompanying notes to financial statements.
- ---------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 6, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1996

Oil and gas sales for the second quarter increased to $18,350 in 1996 from $13,298 in 1995. This represents an increase of $5,052 (38%). Oil sales increased by $901 or 17%. A 39% increase in the average net oil sales price increased sales by $1,741. This increase was partially offset by a 16% decrease in oil production. Gas sales increased $4,151 or 52%. A 13% increase in gas production increased sales by $1,049. A 34% increase in the average net gas sales price increased sales by an additional $3,102. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily due to higher production from the Speary acquisition on which a compressor was successfully reworked coupled with higher production from the Wardner Ranch acquisition which was shut-in for a workover in the second quarter of 1995. The increases in average net sales prices correspond with higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased to $3,726 in the second quarter of 1996 from $5,903 in the second quarter of 1995. This represents a decrease of $2,177 (37%). A 42% decrease in the depletion rate reduced depletion expense by $2,742. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate was primarily due upward revisions of the oil and gas reserves during December 1995.

General and administrative expenses increased to $2,649 in 1996 from $2,322 in 1995. This increase of $327 (14%) is primarily due to more staff time being required to manage the Company's operations.


First Six Months in 1995 Compared to First Six Months in 1996

Oil and gas sales for the first six months increased to $30,554 in 1996 from $23,938 in 1995. This represents an increase of $6,616 (28%). Oil sales increased by $517 or 5%. A 33% increase in the average net oil sales price increased sales by $2,477. This increase was partially offset by a 21% decrease in oil production. Gas sales increased $6,099 or 42%. A 1% increase in gas production increased sales by $43. A 42% increase in the average net gas sales price increased sales by an additional $6,056. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily due to higher production from the Speary acquisition on which a compressor was successfully reworked coupled with higher production from the Wardner Ranch acquisition which was shut-in for a workover in the second quarter of 1995, partially offset by natural production declines. The increases in average net sales prices correspond with higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased to $6,971 in the first six months of 1996 from $11,808 in the first six months of 1995. This represents a decrease of $4,837 (41%). The decreases in production, noted above, reduced depletion expense by $725. A 37% decrease in the depletion rate reduced depletion expense by an additional $4,112. The decrease in the depletion rate was primarily due upward revisions of the oil and gas reserves during December 1995.

General and administrative expenses increased to $6,123 in 1996 from $4,714 in 1995. This increase of $1,409 (30%) is primarily due to more staff time being required to manage the Company's operations.


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

The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Future periodic distributions will be made once sufficient net revenues are accumulated.

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ENEX 88-89 INCOME AND RETIREMENT
                                                  FUND - SERIES 6, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




August 13, 1996                                By: /s/ James A. Klein
                                                  -------------------
                                                        James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer