Form 10QSB/A
period 1996-06-30
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 6 L P
filed 1996-11-07
CIK 861065

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A



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
BALANCE SHEET
---------------------------------------------------------------------------

                                                                                                                  JUNE 30,
ASSETS                                                                                                              1996
                                                                                                           ---------------------

CURRENT ASSETS:
  Cash ..........................................   $  6,113
  Accounts receivable - oil & gas sales .........     10,767
                                                    --------

Total current assets ............................     16,880
                                                    --------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests ............................    906,914
  Less  accumulated depletion ...................    832,357
                                                    --------

Property, net ...................................     74,557
                                                    --------

TOTAL ...........................................   $ 91,437
                                                    ========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable .............................   $     96
   Payable to general partner ...................     12,272
                                                    --------

Total current liabilities .......................     12,368
                                                    --------

NONCURRENT PAYABLE TO GENERAL PARTNER ...........     61,362
                                                    --------

PARTNERS' CAPITAL:
   Limited partners .............................     10,710
   General partner ..............................      6,997
                                                    --------

Total partners' deficit .........................     17,707
                                                    --------

TOTAL ...........................................   $ 91,437
                                                    ========


Number of $500 Limited Partner units outstanding       2,067






See accompanying notes to financial statements.
------------------------------------------------------------------------------
noted above, reduced depletion expense by $725. A 37% decrease in the depletion rate reduced depletion expense by an additional $4,112. The decrease in the depletion rate was primarily due upward revisions of the oil and gas reserves during December 1995.

General and administrative expenses increased to $6,123 in 1996 from $4,714 in 1995. This increase of $1,409 (30%) is primarily due to more staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY



The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating activities.

The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Based on the December 31, 1995 reserve report prepared by Gruy, there appears to be sufficient future net revenues to pay all obligations and expenses. The General Partner does not intend to accelerate the repayment of the debt beyond the Company's cash flow provided by operating activities. Future periodic distributions will be made once sufficient net revenues are accumulated.


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


                                             ENEX 88-89 INCOME AND RETIREMENT
                                                  FUND - SERIES 6, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer





November 7, 1996                              By: /s/ James A. Klein
                                                  -------------------
                                                        James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer