Form 10QSB
period 1996-09-30
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 6 L P
filed 1996-11-14
CIK 861065

United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September  30, 1996

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
BALANCE SHEET
------------------------------------------------------------------------------

                                                             September 30,
ASSETS                                                            1996
                                                         ---------------------

CURRENT ASSETS:
  Cash                                                   $              5,610
  Accounts receivable - oil & gas sales                                 9,299
                                                         ---------------------

Total current assets                                                   14,909
                                                         ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                  906,914
  Less  accumulated depletion                                         836,164
                                                         ---------------------

Property, net                                                          70,750
                                                         ---------------------

TOTAL                                                    $             85,659
                                                         =====================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:

   Payable to general partner                            $             16,263
                                                         ---------------------



NONCURRENT PAYABLE TO GENERAL PARTNER                                  48,780
                                                         ---------------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                    12,945
   General partner                                                      7,671
                                                         ---------------------

Total partners' deficit                                                20,616
                                                         ---------------------

TOTAL                                                    $             85,659
                                                         =====================

Number of $500 Limited Partner units outstanding                        2,067






See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 6, L.P.
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------


(UNAUDITED)                             QUARTER ENDED                          NINE MONTHS ENDED
                                 --------------------------------------    ----------------------------------------

                                   September 30,        September 30,        September 30,         September 30,
                                       1996                  1995                 1996                  1995
                                 -----------------    -----------------    -----------------    -------------------

REVENUES:
  Oil, gas & gas plant sales       $       17,088     $         10,665     $         47,642     $           34,603
                                 -----------------    -----------------    -----------------    -------------------

EXPENSES:
  Depletion                                 3,807                5,711               10,778                 17,519
  Production taxes                            654                  611                2,324                  2,689
  General and administrative                2,542                2,421                8,665                  7,135
                                 -----------------    -----------------    -----------------    -------------------

Total expenses                              7,003                8,743               21,767                 27,343
                                 -----------------    -----------------    -----------------    -------------------

NET INCOME                          $      10,085     $          1,922     $         25,875     $            7,260
                                 =================    =================    =================    ===================




See accompanying notes to financial statements.
-----------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 6, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------

(UNAUDITED)
                                                         NINE MONTHS ENDED
                                                    --------------------------------------------

                                                       September 30,            September 30,
                                                            1996                    1995
                                                    -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $           25,875           $        7,260
                                                    -------------------      -------------------

Adjustments to reconcile net income to net cash
   provided by operating activities
  Depletion                                                     10,778                   17,519
(Increase) decrease in:
  Accounts receivable - oil & gas sales                           (782)                   3,042
(Decrease) in:
   Accounts payable                                             (1,833)                  (2,857)
   Payable to general partner                                  (23,985)                 (22,368)
                                                    -------------------      -------------------

Total adjustments                                              (15,822)                  (4,664)
                                                    -------------------      -------------------

Net cash provided by operating activities                       10,053                    2,596
                                                    -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                          (7,176)                  (5,182)
                                                    -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                  2,877                   (2,586)

CASH AT BEGINNING OF YEAR                                        2,733                    5,754
                                                    -------------------      -------------------

CASH AT END OF PERIOD                               $            5,610           $        3,168
                                                    ===================      ===================



See accompanying notes to financial statements.
-------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 6, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

3. A cash distribution was made to the limited partners ot the Company in the amount of $5,635, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1996.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter increased to $17,088 in 1996 from $10,665 in 1995. This represents an increase of $6,423 (60%). Oil sales increased by $1,972 or 65%. A 47% increase in the average net oil sales price increased sales by $1,385. A 12% increase in oil production increased sales an additional $587. Gas sales increased $4,451 or 69%. A 7% increase in gas production increased sales by $468. A 58% increase in the average net gas sales price increased sales by an additional $3,983. The increases in oil and gas production were primarily due to higher production from the Speary acquisition on which a compressor was successfully reworked coupled with higher production from the Wardner Ranch acquisition which was shut-in for a workover in the second quarter of 1995. The increases in average net sales prices correspond with higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased to $3,807 in the third quarter of 1996 from $5,711 in the third quarter of 1995. This represents a decrease of $1,904 (33%). A 37% decrease in the depletion rate reduced depletion expense by $2,284. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate was primarily due upward revisions of the oil and gas reserves during December 1995.

General and administrative expenses increased to $2,542 in 1996 from $2,421 in 1995. This increase of $121 (5%) is primarily due to more staff time being required to manage the Company's operations.


First Nine Months in 1995 Compared to First Nine Months in 1996

Oil and gas sales for the first nine months increased to $47,642 in 1996 from $34,603 in 1995. This represents an increase of $13,039 (38%). Oil sales increased by $2,489 or 28%. A 44% increase in the average net oil sales price increased sales by $3,391. This increase was partially offset by a 12% decrease in oil production. Gas sales increased $10,550 or 51%. A 3% increase in gas production increased sales by $523. A 47% increase in the average net gas sales price increased sales by an additional $10,027. The decrease in oil production was primarily due to seasonal production declines. The increase in gas production was primarily due to higher production from the Speary acquisition on which a compressor was successfully reworked coupled with higher production from the Wardner Ranch acquisition which was shut-in for a workover in the second quarter of 1995, partially offset by natural production declines. The increases in average net sales prices correspond with higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased to $10,778 in the first nine months of 1996 from $17,519 in the first nine months of 1995. This represents a decrease of $6,741 (38%). The decreases in production, noted above, reduced depletion expense by $342. A 37% decrease in the depletion rate reduced depletion expense by an additional $6,399. The decrease in the depletion rate was primarily due upward revisions of the oil and gas reserves during December 1995.

General and administrative expenses increased to $8,665 in 1996 from $7,135 in 1995. This increase of $1,530 (21%) is primarily due to more staff time being required to manage the Company's operations.


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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                     ENEX 88-89 INCOME AND RETIREMENT
                                          FUND - SERIES 6, L.P.
                                               (Registrant)



                                      By:ENEX RESOURCES CORPORATION
                                             General Partner



                                      By: /s/ R. E. Densford
                                              R. E. Densford
                                        Vice President, Secretary
                                      Treasurer and Chief Financial
                                                 Officer




November 13, 1996                     By: /s/ James A. Klein
                                         -------------------
                                               James A. Klein
                                           Controller and Chief
                                            Accounting Officer