Form 10KSB/A
period 1995-12-31
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 6 L P
filed 1997-02-03
CIK 861065

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



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 6, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-------------------------------------------------------------------------

                                                  1995                  1994
                                          -------------------    -------------------

REVENUES:
  Oil, gas & gas plant sales              $           47,786        $        66,213
                                          -------------------    -------------------

EXPENSES:
  Depletion and amortization                          19,937                 46,795
  Production taxes                                     5,853                  5,260
  General and administrative:
    Allocated from general partner                    10,350                 11,102
    Direct expense                                     1,062                  5,198
                                          -------------------    -------------------

Total expenses                                        37,202                 68,355
                                          -------------------    -------------------

NET INCOME (LOSS)                         $           10,584         $       (2,142)
                                          ===================    ===================




See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 6, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
----------------------------------------------------------------

                                                                                            PER $500
                                                                                               LIMITED
                                                                                               PARTNER
                                                     GENERAL              LIMITED             UNIT OUT-
                                  TOTAL              PARTNER             PARTNERS             STANDING
                            ----------------   ------------------   ------------------   ------------------

BALANCE, JANUARY 1, 1994    $        27,856    $             643    $          27,213    $              13

CASH DISTRIBUTIONS                  (29,199)              (2,919)             (26,280)                 (13)

NET INCOME (LOSS)                    (2,142)               4,465               (6,607)                  (3)
                            ----------------   ------------------   ------------------   ------------------

BALANCE, DECEMBER 31, 1994           (3,485)               2,189               (5,674)                  (3)

CASH DISTRIBUTIONS                   (5,182)                (518)              (4,664)                  (2)

NET INCOME                           10,584                3,053                7,531                    4
                            ----------------   ------------------   ------------------   ------------------

BALANCE, DECEMBER 31, 1995  $         1,917    $           4,724    $          (2,807)(1)$              (1)
                            ================   ==================   ==================   ==================



(1)  Includes 127 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
-----------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 6, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
----------------------------------------------------------------------------

                                                                    1995                    1994
                                                            -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $           10,584          $        (2,142)
                                                            -------------------      -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
  Depletion and amortization                                            19,937                   46,795
(Increase) decrease in:
  Accounts receivable - oil & gas sales                                  1,635                   (4,559)
Increase (decrease) in:
   Accounts payable                                                     (1,024)                   1,926
   Payable to general partner                                          (28,971)                  (9,820)
                                                            -------------------      -------------------

Total adjustments                                                       (8,423)                  34,342
                                                            -------------------      -------------------

Net cash provided by operating activities                                2,161                   32,200
                                                            -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                                  (5,182)                 (29,199)
                                                            -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                         (3,021)                   3,001

CASH AT BEGINNING OF YEAR                                                5,754                    2,753
                                                            -------------------      -------------------

CASH AT END OF YEAR                                         $            2,733          $         5,754
                                                            ===================      ===================



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

Set forth below is a reconciliation of net income as reflected in the accompanying financial statements and net income (loss) for federal income tax purposes for the year ended December 31, 1995:


                                                                                   Allocable to                   Per $500
                                                                    -------------------------------------
                                                                                                                   Limited
                                                                          General            Limited            Partner Unit
                                                      TOTAL               Partner           Partners             Outstanding
                                               ------------------   ------------------  -----------------    -------------------
Net income as reflected in the
 accompanying financial statements             $          10,584    $           3,053       $      7,531           $          4
Reconciling item:
  Difference in depletion and
     amortization computed for
     federal income tax purposes
     and the amount computed for
     financial reporting purposes                        (29,483)                   -            (29,483)                   (15)
                                               ------------------   ------------------  -----------------    -------------------

Net income (loss) for federal
   income tax purposes                         $         (18,899)   $           3,053       $    (21,952)          $        (11)
                                               ==================   ==================  =================    ===================


Net income (loss) for federal income tax purposes is a summation of ordinary income (loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1995:


                                                                                   Allocable to                   Per $500
                                                                    -------------------------------------
                                                                                                                   Limited
                                                                          General            Limited            Partner Unit
                                                      TOTAL               Partner           Partners             Outstanding
                                               ------------------   ------------------  -----------------    -------------------
Partners' capital (deficit) as
reflected in the accompanying
financial statements                           $           1,917    $           4,724      $      (2,807)       $            (1)
Reconciling items:
  Difference in accumulated
     depletion and amortization
     for financial reporting and
     federal income tax purposes                          94,177                    -             94,177                     45
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                                 104,945                    -            104,945                     51
                                               ------------------   ------------------  -----------------    -------------------

Partners' capital for federal
     income tax purposes                       $         201,039    $           4,724     $      196,315         $           95
                                               ==================   ==================  =================    ===================

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

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 6, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-----------------------------------------------------------------
Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1995. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.


                                                               Per $500                                  Per $500
                                                                Limited              Natural              Limited
                                             Oil             Partner Unit              Gas             Partner Unit
                                           (BBLS)             Outstanding             (MCF)             Outstanding
                                       -----------------   ------------------   ------------------   ------------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:
January 1, 1994                                   5,355                    2              151,079                   66

    Revisions of previous estimates                 434                    -               35,197                   15
    Production                                   (2,093)                  (1)             (30,065)                 (13)
                                       -----------------   ------------------   ------------------   ------------------

December 31, 1994                                 3,696                    1              156,211                   68

    Revisions of previous estimates               1,535                    1                8,961                    4
    Production                                   (1,810)                  (1)             (24,478)                 (11)
                                       -----------------   ------------------   ------------------   ------------------

December 31, 1995                                 3,421                    1              140,694                   61
                                       =================   ==================   ==================   ==================


PROVED DEVELOPED RESERVES:

January 1, 1994                                   5,355                    2              151,079                   66
                                       =================   ==================   ==================   ==================

December 31, 1994                                 3,696                    1              156,211                   68
                                       =================   ==================   ==================   ==================

December 31, 1995                                 3,421                    1              140,694                   61
                                       =================   ==================   ==================   ==================

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

              R. E. Densford


     /s/      James A. Klein            Controller and Chief Accounting Officer

             -----------------

              James A. Klein

                                   /s/ Robert D. Carl, III

                                   --------------------------

                                       Robert D. Carl, III       Director



                                   /s/ Martin J. Freedman

                                   --------------------------

                                       Martin J. Freedman        Director


                                   /s/ William C. Hooper, Jr.

                                   --------------------------

                                       William C. Hooper, Jr.    Director


                                   /s/ Tom Shorney

                                   --------------------------

                                       Tom Shorney               Director


                                   /s/ Stuart Strasner

                                   --------------------------

                                       Stuart Strasner           Director