Form 10QSB
period 1997-03-31
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 6 L P
filed 1997-05-15
CIK 861065

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
------------------------------------------------------------------------------

                                                               MARCH 31,
ASSETS                                                            1997
                                                         ---------------------
                                                              (Unaudited)
CURRENT ASSETS:
  Cash                                                   $              8,198
  Accounts receivable - oil & gas sales                                11,826
                                                         ---------------------

Total current assets                                                   20,024
                                                         ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                  906,914
  Less  accumulated depletion                                         838,687
                                                         ---------------------

Property, net                                                          68,227
                                                         ---------------------

TOTAL                                                    $             88,251
                                                         =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                      $              1,074
   Payable to general partner                                          54,206
                                                         ---------------------

Total current liabilities                                              55,280
                                                         ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                    23,813
   General partner                                                      9,158
                                                         ---------------------

Total partners' capital                                                32,971
                                                         ---------------------

TOTAL                                                    $             88,251
                                                         =====================

Number of $500 Limited Partner units outstanding                        2,067






See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 6, L.P.
STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------

(UNAUDITED)                                  QUARTER ENDED
                                   ----------------------------------------

                                      MARCH 31,              MARCH 31,
                                         1997                  1996
                                 -------------------    -------------------

REVENUES:
  Oil & gas sales                $           18,104         $       12,204
                                 -------------------    -------------------

EXPENSES:
  Depletion                                   2,621                  3,245
  Production taxes                            1,048                    773
  General and administrative                  3,014                  3,474
                                 -------------------    -------------------

Total expenses                                6,683                  7,492
                                 -------------------    -------------------

NET INCOME                       $           11,421         $        4,712
                                 ===================    ===================

See accompanying notes to financial statements.
------------------------------------------------------------------------
                                       I-2

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 6, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
-----------------------------------------------------------------------------

                                                                                       PER $500
                                                                                        LIMITED
                                                                                        PARTNER
                                                GENERAL            LIMITED             UNIT OUT-
                             TOTAL              PARTNER           PARTNERS             STANDING
                          --------------  ------------------ ------------------   ------------------

BALANCE, JANUARY 1, 1996     $    1,917   $           4,724  $          (2,807)   $              (1)

CASH DISTRIBUTIONS              (11,679)             (1,168)           (10,511)                  (5)

NET INCOME                       34,653               4,532             30,121                   14
                          --------------  ------------------ ------------------   ------------------

BALANCE, DECEMBER 31, 1996       24,891               8,088             16,803                    8

CASH DISTRIBUTIONS               (3,341)               (333)            (3,008)                  (1)

NET INCOME                       11,421               1,403             10,018                    5
                          --------------  ------------------ ------------------   ------------------

BALANCE, MARCH 31, 1997     $    32,971   $           9,158  $          23,813 (1)$              12
                          ==============  ================== ==================   ==================


(1)  Includes 132 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 6, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

(UNAUDITED)
                                                                THREE MONTHS ENDED
                                                          ------------------------------------------

                                                             MARCH 31,                MARCH 31,
                                                                1997                    1996
                                                        -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $           11,421          $         4,712
                                                        -------------------      -------------------

Adjustments to reconcile net income to net cash
   provided by operating activities
  Depletion                                                          2,621                    3,245
Decrease in:
  Accounts receivable - oil & gas sales                                339                      428
(Decrease) in:
   Accounts payable                                                 (1,802)                  (1,689)
   Payable to general partner                                       (5,332)                  (7,060)
                                                        -------------------      -------------------

Total adjustments                                                   (4,174)                  (5,076)
                                                        -------------------      -------------------

Net cash provided (used) by operating activities                     7,247                     (364)
                                                        -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                              (3,341)                       -
                                                        -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                      3,906                     (364)

CASH AT BEGINNING OF YEAR                                            4,292                    2,733
                                                        -------------------      -------------------

CASH AT END OF PERIOD                                   $            8,198         $          2,369
                                                        ===================      ===================




See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 6, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $3,008, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1997.

3. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

Item 2.            Management's Discussion and Analysis or Plan of Operation.

First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter increased from $12,204 in 1996 to $18,104 in 1997. This represents an increase of $5,900 (48%). Oil sales increased by $1,348 or 35%. A 46% increase in the average oil net sales price increased sales by $1,630. This increase was partially offset by a 7% decline in oil production. Gas sales increased $4,552 or 54%. A 39% increase in the average net gas sales price increased sales by $3,644. An 11% increase in gas production increased sales by an additional $908. The increases in average net prices correspond with higher prices in the overall market for the sale of oil and gas. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily due to higher production from the Speary acquisition on which a compressor was successfully reworked coupled with higher production from the Wardner Ranch acquisition which was shut-in for a workover in the first quarter of 1996.

Depletion expense decreased from $3,245 in the first quarter of 1996 to $2,621 in the first quarter of 1997. This represents a decrease of $624 (19%). A 24% decrease in the depletion rate reduced depletion expense by $812. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate was primarily due upward revisions of the oil and gas reserves during December 1996.

General and administrative expenses decreased from $3,474 in 1996 to $3,014 in 1997. This decrease of $460 (13%) was primarily a result of less staff time being required to manage the Company's operations.

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

The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Based on the December 31, 1996 reserve report prepared by Gruy, there appears to be sufficient future net revenues to pay all obligations and expenses. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations.

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

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                ENEX 88-89 INCOME AND RETIREMENT
                                                     FUND - SERIES 6, L.P.
                                                 ------------------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                      -------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          --------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1997                                      By: /s/ James A. Klein
                                                     -------------------
                                                           James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer